Form 10-Q
period 2014-09-30
Surprise Valley Acquisition Corp
filed 2014-11-17
CIK 1610785

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           September 30, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

______________________________________________________________


                      FINANCIAL STATEMENTS

Financial Statements                                            2-4

Notes to Financial Statements (unaudited)                       5-7

______________________________________________________________________

                     SURPRISE VALLEY ACQUISITION CORPORATION
                           CONDENSED BALANCE SHEETS
                                (unaudited)

  ASSETS
  ------                                          September 30,       May 31,
						      2014             2014
                                                   ------------      ----------
                                                   (unaudited)        (audited)

  Current assets

    Cash                                         $     2,000        $    2,000
                                                  ------------      -----------
       Total assets                              $     2,000        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities

     Accrued liabilities                         $       400        $      400
                                                  ------------      -----------
        Total liabilities                                400               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of September 30,
    2014 and May 31, 2014, respectively                   -                -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of September 30,
    2014 and May 31, 2014, respectively                 2,000            2,000

  Additional paid-in capital                              307              307

  Accumulated Deficit                                    (707)            (707)
                                                  ------------      -----------
      Total stockholders' equity                        1,600            1,600
                                                  ------------      -----------
      Total liabilities and stockholders'
         equity                                   $     2,000       $    2,000
                                                  ============      ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                    SURPRISE VALLEY ACQUISITION CORPORATION
                      CONDENSED STATEMENT OF OPERATIONS

                                                                   For the period
                                                   For the three   from May 20,
                                                   months ended    2014 (Inception)
                                                   September 30,   to September 30,
                                                   2014            2014
                                                   -----------     -------------

    Revenue                                        $       -        $    -

    Cost of revenue                                        -             -
                                                   -----------     --------------
    Gross profit                                           -             -

    Operating expenses                                     -           (707)
                                                   -----------     --------------
    Operating loss                                         -           (707)

    Loss before income taxes                               -           (707)
                                                   ===========     ==============
    Income tax expense                                     -

    Net loss                                               -           (707)
                                                   ===========     =============

    Loss per share - basic and diluted                     -            0.00
                                                   ===========     =============

    Weighted average shares-basic and diluted       20,000,000       20,000,000
                                                   ------------    -------------



The accompanying notes are an integral part of these unaudited condensed financial statements.



______________________________________________________________________
                    SURPRISE VALLEY ACQUISITION CORPORATION
                      CONDENSED STATEMENT OF CASH FLOWS

                                             For the period
                                             From May 20,
                                             2014 (Inception)
                                             to September 30,
                                             2014
                                             ------------
 OPERATING ACTIVITIES

   Net loss                                  $   (707)
                                             ------------
      Changes in Operating Assets
          and Liabilities:

          Accrued liability                       400
                                             ------------
            Net cash (used in) operating
            activities                           (307)
                                             -------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock       2,000

   Proceeds from stockholders contribution        307
                                             ------------
       Net cash provided by financing
       activities                               2,307
                                             ------------
   Net increase in cash                         2,000

   Cash, beginning of period                        0
                                             ------------
   Cash, end of period                       $  2,000
                                             ============



--------------------------------------------------------------------

                 SURPRISE VALLEY ACQUISITION CORPORATION
                Notes to Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Surprise Valley Acquisition Corporation ("Surprise Valley" or "the Company") was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Surprise Valley. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.
In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has selected December 31 as its fiscal year end.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014.

______________________________________________________________________

                 SURPRISE VALLEY ACQUISITION CORPORATION
               Notes to Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had working capital of $1,600 and an accumulated deficit of $707 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                 SURPRISE VALLEY ACQUISITION CORPORATION
               Notes to Condensed Financial Statements

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.
ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

     As of September 30, 2014, Surprise Valley had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2014, Surprise Valley had sustained net loss of $707, and had a deficit accumulated during the development stage of $707.

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

Dated:   November 14, 2014