Form 10-K
period 2014-12-31
T.A.G. Acquisitions Ltd.
filed 2015-04-14
CIK 1610785

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2014


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                    Commission file number 000-55226

                       T.A.G. ACQUISITIONS LTD.
           (Exact name of registrant as specified in its charter)

                   SURPRISE VALLEY ACQUISITION CORPORATION
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           47-1363493
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         130 East Route 59 Suite #6
                         Spring Valley, New York, 10977
           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   845-517-3673

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                   Outstanding at
                                               March 31, 2015

Common Stock, par value $0.0001                 3,500,000
Documents incorporated by reference:            Form 10 Filed June 18, 2014


                               PART I

Item 1.  Business


      T.A.G. Acquisitions Ltd. (formerly Surprise Valley Acquisition Corporation) ("T.A.G." or the "Company") was incorporated on May
20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     In addition to a change in control of its management and shareholders, the Company's operations as of the date covered by this report have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On June 18, 2014, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     On November 17, 2014, the Company changed its name to T.A.G.
Acquisitions, LTD and filed the amendment with the State of Delaware.

     On November 17, 2014, the Company filed a Form 8-K to report the following events: the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

     Chester Meisels was named as the sole director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer.

     The Company issued 3,000,000 shares of its common stock at par representing 85% of the then total outstanding 3,500,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's sole officer.

CURRENT ACTIVITIES

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

      To acquire and develop real properties at various locations throughout the United States through acquisition or merger or other business combination. The Company anticipates that most of the projects will be owned by the Company but the Company may choose to invest in real estate projects owned by other entities. The Company intends to raise capital to fund such projects through the sales of its equity or debt securities, joint ventures, partnerships or loans from financial institutions or other sources.

     If and when the Company chooses to enter into a business combination or enter into other significant agreements or associations, it will a Form 8-K. The Company anticipates that it may also file a registration statement after such business transaction is effected.

     If the Company enters into a business combination with another entity, such transaction will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $707.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

ACTIVITIES SUBSEQUENT TO THE DATE COVERED BY THIS REPORT

	Subsequent to the date covered by this report, the Company has been actively furthering its desire to acquire of certain real property.

	The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000.
The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven "upscale" 2-bedroom apartments on the property.

	The president of the Company is in negotiation for the purchase of property in Newark, New Jersey. The president anticipates effecting the contract for the property in April, 2015 and making a deposit of $80,000. The property is offered for an aggregate purchase price of $1,600,000.
The president has assigned his right and title to the property if and when the transaction is effected. The Company anticipates that it would need to raise the purchase price from invesetors or third party loans.

        The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25
2-bedroom "upscale" apartments and a bar.

Item 2.  Properties

     Subsequent to the date covered by this Report, the Company has entered into a contract to purchase two properties in Newark, New Jersey. The Company has made a deposit of $5,000 for the purchase of the first property which is scheduled to close at the end of March.

The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     Since inception, the Company has sold securities which were not registered as follows:

                                                       NUMBER OF
DATE                     NAME                          SHARES

May 20, 2014    James Cassidy 	               10,000,000
		                                    (9,750,000 redeemed)
May 20, 2014    James McKillop                 10,000,000
                                                    (9,750,000 redeemed)
November 18, 2014   Chester Meisels             3,000,000


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   the Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $707.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

	The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000.
The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven "upscale" 2-bedroom apartments on the property.

	The Company is also in negotiations for another property in Newark, New Jersey. The property is offered for an aggregate purchase price of $1,520,000. The Company anticipates that it will need to raise the purchase price from invesetors or third party loans.

        The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25
2-bedroom "upscale" apartments and a bar.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2014 are attached hereto.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.


Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     The Company effected a change in control in the fourth quarter of the year that changed the President of the Company but the systems and processes of the Company's in that the Company has no employees nor operations and only the President handles financial matters and financial reporting so that the internal controls over financial reporting have not been materially affected, nor are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
     Chester Meisels		President, Secretary,
				Treasurer

Management of the Company

     The Company has no full time employees.

    On November 18, 2014, the Company filed a Form 8-K noticing the following events:

	James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    Chester Meisels was named as the sole director of the Company and appointed its President.

    Chester Meisels serves as the President, Secretary and Treasurer and the sole director of T.A.G. Acquisitions Ltd. During the previous five years, Mr. Meisles has been the principal of Smithtown Management LLC, New York, New York, which advises real estate portfolios on purchasing, permitting, construction and renting or selling real property holdings.

Conflicts of Interest

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock(1)

James Cassidy                        250,000               7%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop                       250,000               7%
9454 Wilshire Boulevard
Beverly Hills, California 90212

Chester Meisels			    3,000,000		  84%
130 East Route 59 Suite #6
Spring Valley, New York, 10977

All Executive Officers and          3,000,000	          84%
Directors as a Group (1 Person)


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Chester Meiselsl is a shareholder of the Company and also serves as its President and sole director.

    As the organizers and developers of Surprise Valley Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until November 17, 2014 the date of the change in control, without repayment.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Meisels would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2014
	                 -----------------

Audit-Related Fees          $ 0

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1


Balance Sheet as of December 31, 2014                               2

Statement of Operations for the period from May 20, 2014
 (Inception) to December 31, 2014	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from May 20, 2014 (Inception) to December 31, 2014                 4

Statement of Cash Flows for the period from May 20, 2014
 (Inception) to December 31, 2014                                   5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                            CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of T.A.G. Acquisitions LTD

We have audited the accompanying balance sheet of T.A.G. Acquisitions LTD (the "Company") as of December 31, 2014, and the related statement of operations, stockholders' deficit, and cash flows for the period from May 20, 2014 (Inception) through December 31, 2014. T.A.G. Acquisitions LTD's management is responsible for these financial statements.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.A.G. Acquisitions LTD as of December 31, 2014, and the results of its operations and its cash flows for the period from May 20, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2015

--------------------------------------------------------------------

                        T.A.G. ACQUISITIONS LTD
                               BALANCE SHEET


                       ASSETS
                                                 December 31, 2014
                                                 -----------------

  Current assets
    Cash                                         $             0
                                                 -----------------
  Total assets                                   $             0
                                                 =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		         $             0
                                                 -----------------
  Total liabilities                              $             0
                                                 -----------------

  Stockholders' deficit
    Common Stock; $0.0001 par value,                         350
    100,000,000 shares authorized;
    3,500,000 shares issued and
    outstanding

    Discount on Common Stock                                (350)

    Additional paid-in capital                               707

    Accumulated deficit                                     (707)
                                                 -----------------
 Total stockholders' deficit                                   0
                                                 -----------------
 Total Liabilities and stockholders' deficit     $             0
                                                 =================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                        T.A.G. ACQUISITIONS LTD
                         STATEMENT OF OPERATIONS

                                         For the period from May 20,
                                            2014 (Inception) to
                                             December 31, 2014
                                             -----------------

    Revenue                                  $              -

    Cost of revenue                                         -
                                              -----------------
    Gross profit                                            -

    Operating expenses                                    707
                                                 -----------------
    Operating loss                                       (707)

    Loss before income taxes                             (707)
                                                 -----------------
    Income tax expense                                      -
                                                 -----------------
    Net loss                                     $       (707)
                                                 =================

    Loss per share - basic and diluted           $         (0)
                                                 -----------------

    Weighted average shares-basic and diluted        16,787,611
                                                 =================




 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                          T.A.G. ACQUISITIONS LTD
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                               Discount                             Total
                           Common Stock        on         Additional                Stock-
                      -----------------------  Common     Paid-In     Accumulated   holders'
                      Shares       Amount      Stock      Capital     Deficit       Deficit

Balance, May 20,
  2014 (Inception)            -    $     -     $    -     $    -      $     -       $  -

Issuance of
  common stock        23,000,000     2,300      (2,300)        -            -            0

Redemption of        (19,500,000)   (1,950)     (1.950)        -            -            0
  Common Stock

Additional paid-in
  capital                     -          -          -         707           -          707

Net loss                      -          -          -                     (707)       (707)
                      ===========   =======    =======    =========     =========     ======
Balance,
 December 31, 2014    3,500,000    $  350    $  (350)    $   707       $  (707)      $  0
                      ===========   =======    =======    =========     =========     ======



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                          T.A.G. ACQUISITIONS LTD
                          STATEMENT OF CASH FLOWS


                                                 For the period from
                                                    May 20, 2014
                                                    (Inception) to
                                                  December 31, 2014
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $           (707)
                                                 ------------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                               707

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                      0
                                                 ------------------
       Net cash used in operating activities                    0
                                                 ------------------
   Net increase in cash                                         0
   Cash, beginning of period                                    -
                                                 ------------------
    Cash, end of period                            $            0
                                                 ==================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                        T.A.G. ACQUISITIONS LTD
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
		ACCOUNTING POLICIES

NATURE OF OPERATIONS

T.A.G. Acquisitions LTD ("T.A.G." or "the Company") was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with T.A.G. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

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

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. As of December 31, 2014, the Company accumulated a deficit of $707. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.
Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On May 20, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

     On November 17, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of common stock.

     The Company issued 3,000,000 shares of its common stock to a director and officer.

   The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENTS

	The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000.
The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven "upscale" 2-bedroom apartments on the property.

	The president of the Company is in negotiation for the purchase of property in Newark, New Jersey. The president anticipates effecting the contract for the property in April, 2015 and making a deposit of $80,000. The property is offered for an aggregate purchase price of $1,600,000.
The president has assigned his right and title to the property if and when the transaction is effected. The Company anticipates that it would need to raise the purchase price from invesetors or third party loans.

        The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25
2-bedroom "upscale" apartments and a bar.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             T.A.G. ACQUISITIONS LTD
                             Formerly Surprise Valley Acquisition COrporation


                              By:   /s/ Chester Meisels
                                        President

Dated: April 14, 2015

                              By:   /s/ Chester Meisels
                                        Chief Financial Officer

Dated: April 14, 2015



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Chester Meisels              Director         April 14, 2015