Form 10-Q
period 2015-03-31
T.A.G. Acquisitions Ltd.
filed 2015-05-20
CIK 1610785

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55205

T.A.G. Acquisitions Ltd.

(Exact name of registrant as specified in its charter)

Delaware	47-1363493
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 East Route 59 Suite #6
Spring Valley, NY	10977
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 845-517-3673

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May13, 2015, the issuer had 3,500,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

T.A.G. Acquisitions Ltd.

Financial Statements

(Unaudited)

T.A.G. Acquisitions Ltd.

Condensed Balance Sheet

(Unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Deposit for property	5,000	-
TOTAL ASSETS	$5,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Cash overdraft	$1,047	$-
Accounts payable	5,537	-
Accrued expenses	2,842	-
Accrued payroll to stockholder	52,063	-
Advances from stockholder	102,800	-
Total current liabilities	164,289	-

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,500,000 and 3,500,000 shares issued and outstanding	350	350
Additional paid-in capital	65,941	357
Accumulated deficit	(225,580)	(707)
Total stockholders' equity	(159,289)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Condensed Statements of Operations

(Unaudited)

Three
Months Ended
March 31,
2015

Revenue	$-
Cost of revenue	-
Gross profit	-

Operating expenses:
General and administrative expenses	224,873
Total operating expenses	224,873
Loss from operations	(224,873)

Loss before provision for income taxes	(224,873)

Provision for income taxes	-

Net loss	$(224,873)

Weighted average shares outstanding :
Basic	3,500,000
Diluted	3,500,000

Loss per share
Basic	$(0.06)
Diluted	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Condensed Statement of Cash flows

(Unaudited)

Three
Months Ended
March 31,
2015

OPERATING ACTIVITIES:
Net loss	$(224,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
Accounts payable	5,537
Accrued expenses	2,842
Accrued payroll to stockholder	52,063
Net cash used in operating activities	(164,431)

INVESTING ACTIVITIES:
Increase in cash overdraft	1,047
Payment for deposit for property	(5,000)
Net cash used in investing activities	(3,953)

FINANCING ACTIVITIES:
Advances from stockholder	102,800
Capital contribution by stockholder	65,584
Net cash provided by financing activities	168,384

NET INCREASE IN CASH	-

CASH, BEGINNING BALANCE	-

CASH, ENDING BALANCE	$-

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2015

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by T.A.G. Acquisitions Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2015. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Description of Business

The Company (formerly Surprise Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 17, 2014, the Company changed its name to T.A.G. Acquisitions, LTD and filed the amendment with the State of Delaware.

The Company is in the business of seeking out exceptional conversion opportunities, large multi-family and commercial office properties (as opposed to hospitality, retail, or industrial investment properties), for which significant value and profitability can be realized through the carefully managed aesthetic improvements, strategic marketing, and restructured management. The Company calls this “repositioning.” The Company’s sales and marketing strategies are also focusing on ways in which “pricing concepts are marketed” to its customers. Perks, privileges, tie-ins to strategic marketing partners, packages, discounts, and loyalty rewards for longer-term lessees are all under consideration as techniques to acquire new lessees and drive revenue. The Company is involved in multiple real estate investment opportunities throughout the United States, but it is initially focusing on areas in and around New York City and in Houston, Texas. In the New York City area, its initial, and first target is Newark, New Jersey. The Company is seeking to acquire and develop three multi-family complexes in a high quality residential zone in Newark, New Jersey, in an area close to Penn Station. The Company is actively seeking other opportunities in the area as well, with its main geographic criterion being properties within a 30-minute commute of New York City. Subsequently, the Company will seek similar “repositioning” targets in Houston, Texas.

Note 2 - Summary of Significant Accounting Policies

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2015 and December 31, 2014.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015 and December 31, 2014.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Income taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets.  Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

The Company had no such financial instruments outstanding as of March 31, 2015 and December 31, 2014.

Recent accounting pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation .  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.   The Company adopted the provisions of ASU 2014-10 and does not present the inception-to-date information formerly required.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity .   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.   ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Going Concern

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the three months ended March 31, 2015 of $224,873. As of March 31, 2015, the Company had an accumulated a deficit of $225,580. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

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

Note 4 – Advances from stockholder

At March 31, 2015 the Company had advances from its majority stockholder of $102,800. These advances are non-interest bearing and payable upon demand.

Note 5 – Stockholders’ Equity

On May 20, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

On November 17, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of common stock.

The Company issued 3,000,000 shares of its common stock to a director and officer.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

During the three months ended March 31, 2015, the Company’s majority stockholder made capital contributions totaling $65,584.

Note 6 – Subsequent Events

The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000. The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven "upscale" 2-bedroom apartments on the property.

The president of the Company is in negotiation for the purchase of property in Newark, New Jersey. The president anticipates effecting the contract for the property in April, 2015 and making a deposit of $80,000. The property is offered for an aggregate purchase price of $1,600,000. The president has assigned his right and title to the property if and when the transaction is effected. The Company anticipates that it would need to raise the purchase price from investors or third party loans. The property currently consists of a commercial manufacturing building that the Company would convert into a minimum of 25 2-bedroom "upscale" apartments and a bar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

Overview and Highlights

Company Background

T.A.G Acquisitions Ltd. (formerly Surprise Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 17, 2014, we changed our name to T.A.G. Acquisitions, LTD and filed the amendment with the State of Delaware.

We are in the business of seeking out exceptional conversion opportunities, large multi-family and commercial office properties (as opposed to hospitality, retail, or industrial investment properties), for which significant value and profitability can be realized through the carefully managed aesthetic improvements, strategic marketing, and restructured management. We call this “repositioning.” Our sales and marketing strategies are also focusing on ways in which “pricing concepts are marketed” to our customers. Perks, privileges, tie-ins to strategic marketing partners, packages, discounts, and loyalty rewards for longer-term lessees are all under consideration as techniques to acquire new lessees and drive revenue. We are involved in multiple real estate investment opportunities throughout the United States, but we are initially focusing on areas in and around New York City and in Houston, Texas. In the New York City area, our initial, and first target is Newark, New Jersey. We are is seeking to acquire and develop three multi-family complexes in a high quality residential zone in Newark, New Jersey, in an area close to Penn Station. We are actively seeking other opportunities in the area as well, with our main geographic criterion being properties within a 30-minute commute of New York City. Subsequently, we will seek similar “repositioning” targets in Houston, Texas.

Recent Developments

We are in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000. We anticipate that we will need to obtain a loan or raise investor dollars to finance the purchase of this property. If we are able to effect the purchase of this property, our plan is to develop eleven "upscale" 2-bedroom apartments on the property.

Our president is in negotiation for the purchase of property in Newark, New Jersey. He anticipates effecting the contract for the property in April, 2015 and making a deposit of $80,000. The property is offered for an aggregate purchase price of $1,600,000. Our president has assigned his right and title to the property if and when the transaction is affected. We anticipate that we would need to raise the purchase price from investors or third party loans. The property currently consists of a commercial manufacturing building that we would convert into a minimum of 25 2-bedroom "upscale" apartments and a bar.

Going Concern

We have not yet generated any revenue since inception to date and have sustained operating losses during the three months ended March 31, 2015 of $224,873. As of March 31, 2015, we had an accumulated a deficit of $225,580. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing from our majority stockholder or other sources, as may be required.

The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above condition raises substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

In order to maintain its current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity. However, we currently has no commitments from any third parties for the purchase of our equity. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.

Our independent auditors have issued a report on our December 31, 2014 audited financial statements raising substantial doubt about our ability to continue as a going concern.

Results of Operations

We have no operations nor does we currently engage in any business activities generating revenues.

During the three months ended March 31, 2015 we incurred $224,873 in general and administrative expenses. Our net loss for the three months ended March 31, 2015 was $224,873.

Liquidity and Capital Resources

We have financed our operations since inception from capital contributions and advances from our majority stockholder.

Off-Balance Sheet Arrangements

At March 31, 2015, we had not off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*                   XBRL Instance Document

101.SCH*                 XBRL Taxonomy Extension Schema Document

101.CAL*                 XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*                 XBRL Taxonomy Extension Label Linkbase Document

101.PRE*                  XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*                 XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.A.G. Acquisitions Ltd.

Dated: May 20, 2015

	By:	/s/ Chester Meisels
Chester Meisels
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer)

