Form 10-Q
period 2015-06-30
T.A.G. Acquisitions Ltd.
filed 2015-08-19
CIK 1610785

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 19, 2015, the issuer had 6,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

T.A.G. Acquisitions Ltd.

Financial Statements

(Unaudited)

T.A.G. Acquisitions Ltd.

Condensed Balance Sheet

(Unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$—	$—
Total current assets	—	—

Deposit	13,050	—
TOTAL ASSETS	$13,050	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$3,939	$—
Accounts payable	12,539	—
Accrued expenses	8,315
Accrued payroll	23,640	—
Accrued payroll to stockholder	86,675	—
Notes payable	26,000
Advances from stockholder	114,300	—
Total current liabilities	275,408	—

Notes payable, net of current portion	23,000
TOTAL LIABILITIES	298,408	—

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,000,000 and 3,500,000 shares issued and outstanding	600	350
Additional paid-in capital	66,468	357
Accumulated deficit	(352,426)	(707)
Total stockholders’ deficit	(285,358)	—
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,050	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Condensed Statements of Operations

(Unaudited)

			For the Period from
	Three	Six	May 20, 2014
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2015	2015	2014

Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—

Operating expenses:
General and administrative expenses	126,846	351,719	707
Loss from operations	(126,846)	(351,719)	(707)

Loss before income taxes	(126,846)	(351,719)	(707)

Income taxes	—	—	—

Net loss	$(126,846)	$(351,719)	$(707)

Weighted average shares outstanding :
Basic	5,450,549	4,480,663	20,000,000
Diluted	5,450,549	4,480,663	20,000,000

Loss per share
Basic	$(0.02)	$(0.08)	$(0.00)
Diluted	$(0.02)	$(0.08)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Condensed Statement of Cash flows

(Unaudited)

		For the Period from
	Six	May 20, 2014
	Months Ended	(Inception) to
	June 30,	June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(351,719)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
Accounts payable	12,539	—
Accrued expenses	8,315	400
Accrued payroll	23,640	—
Accrued payroll to stockholder	86,675	—
Net cash used in operating activities	(220,550)	(307)

INVESTING ACTIVITIES:
Payment for deposit	(13,050)	—
Net cash used in investing activities	(13,050)	—

FINANCING ACTIVITIES:
Increase in bank overdraft	3,939	—
Advances from stockholder	114,300	—
Proceeds from issuance of notes payable	49,000	—
Proceeds from issuance of common stock	—	2,000
Capital contribution by stockholder	66,361	307
Net cash provided by financing activities	233,600	2,307

NET INCREASE IN CASH	—	2,000

CASH, BEGINNING BALANCE	—	—

CASH, ENDING BALANCE	$—	$2,000

CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

Notes to Condensed Financial Statements

June 30, 2015 and 2014

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited condensed financial statements were prepared by T.A.G. Acquisitions Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2015. The results for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2015 and December 31, 2014.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2014.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

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

The Company had no such financial instruments outstanding as of June 30, 2015 and December 31, 2014.

Recent accounting pronouncements

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

Note 3 – Going Concern

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the six months ended June 30, 2015 of $351,719. As of June 30, 2015, the Company had an accumulated a deficit of $352,426. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Note 4 – Deposit

At June 30, 2015, the Company made a $5,000 deposit for the acquisition of properties and $8,050 of surveying and environmental costs associated with properties the Company is expected to purchase.

Note 5 – Notes Payable

Notes payable consist of the following:

June 30, 2015
Note payable dated June 5, 2015; unsecured; interest at 0% per annum; due June 5, 2016	$20,000
Note payable dated April 15, 2015; unsecured; interest at 0% per annum; monthly payments of $500; due April 15,2020	29,000
Total	49,000
Less current portion	(26,000)
Long-term portion	$23,000

Aggregate future maturities of notes payable at June 30, 2015 are as follows:

Year ending June 30,

2016	$26,000
2017	6,000
2018	6,000
2019	6,000
2020	5,000
$49,000

Note 6 – Advances from stockholder

At June 30, 2015 the Company had advances from its majority stockholder of $114,300. These advances are non-interest bearing and payable upon demand.

Note 7 – Stockholders’ Equity

On May 20, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

On November 17, 2014 the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of common stock. Also, the Company issued 3,000,000 shares of its common stock to a director and officer.

On April 20, 2015, the Company issued 2,500,000 founder shares to its Chief Executive officer.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 6,000,000 shares of common stock and no preferred stock were issued and outstanding.

During the six months ended June 30, 2015, the Company’s majority stockholder and Chief Executive Officer made capital contributions totaling $66,361.

Note 8 – Subsequent Events

On August 13, 2015, the Company entered into a securities purchase agreement with Waydell 32-38, LLC (“Waydell”) whereby the Company purchased a 100% interest in Waydell for 300,000 shares of the Company’s common stock. Waydell is a real estate holding company formed on June 15, 2015 to own and manage the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $105,000. Waydell currently has no results of operations and as a result no pro forma financial disclosures are required.

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

Recent Developments

On August 13, 2015, we entered into a securities purchase agreement with Waydell 32-38, LLC (“Waydell”) whereby we purchased a 100% interest in Waydell for 300,000 shares of our common stock. Waydell is a real estate holding company formed on June 15, 2015 to own and manage the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $105,000. Our plan is to develop eleven “upscale” 2-bedroom apartments on this property.

Going Concern

We have not yet generated any revenue since inception to date and have sustained operating losses during the six months ended June 30, 2015 of $351,719. As of June 30, 2015, we had an accumulated a deficit of $352,426. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing from our majority stockholder or other sources, as may be required.

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

During the three and six months ended June 30, 2015 we incurred $126,846 and $351,719, respectively in general and administrative expenses. Our net loss for the three and six months ended June 30, 2015 was $126,846 and $351,719 respectively

Liquidity and Capital Resources

We have financed our operations since inception from capital contributions and advances from our majority stockholder. During the six months ended June 30, 2015, we received an advance and a capital contribution from our majority stockholder of $114,300 and $66,361, respectively. We also received issued two notes payable for aggregate proceeds of $49,000. During the six months ended June 30, 2014, we received a capital contribution from a stockholder of $307 and received $2,000 from the sale of our common stock.

Off-Balance Sheet Arrangements

At June 30, 2015, we had not off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2015

By:	/s/ Chester Meisels
Chester Meisels
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer)

