Form 10-Q
period 2015-09-30
T.A.G. Acquisitions Ltd.
filed 2015-11-16
CIK 1610785

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 13, 2015, the issuer had 6,300,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

T.A.G. Acquisitions Ltd.

Financial Statements

(Unaudited)

Contents

PAGE
Financial Statements

Condensed Consolidated Balances Sheet as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, and for the three months ended and from May 20, 2014 (inception) to September 30, 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and from May 20, 2014 (inception) to September 30, 2014 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

T.A.G. Acquisitions Ltd.

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$3,186	$-
Total current assets	3,186	-

Investments in real estate	158,825
TOTAL ASSETS	$162,011	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$45,819	$-
Accrued expenses	6,402	-
Accrued payroll	26,132	-
Accrued payroll to stockholder	104,029	-
Notes payable	54,600	-
Advances from stockholder	184,300	-
Total current liabilities	421,282	-

Notes payable, net of current portion	21,500	-
TOTAL LIABILITIES	442,782	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,300,000 and 3,500,000 shares issued and outstanding	630	350
Additional paid-in capital	230,460	357
Accumulated deficit	(511,861)	(707)
Total stockholders' deficit	(280,771)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,011	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

				For the Period from
	Three	Three	Nine	May 20, 2014
	Months Ended	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative expenses	158,720	—	510,439	707
Loss from operations	(158,720)	—	(510,439)	(707)
Other expense
Interest expense	(715)	—	(715)	—
Loss before income taxes	(159,435)	—	(511,154)	(707)
Income taxes	—	—	—	—
Net loss	$(159,435)	$—	$(511,154)	$(707)
Weighted average shares outstanding :
Basic	6,156,522	20,000,000	5,045,421	20,000,000
Diluted	6,156,522	20,000,000	5,045,421	20,000,000
Loss per share
Basic	$(0.03)	$—	$(0.10)	$(0.00)
Diluted	$(0.03)	$—	$(0.10)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Condensed Consolidated Statement of Cash flows

(Unaudited)

		For the Period from
	Nine	May 20, 2014
	Months Ended	(Inception) to
	September 30,	September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(511,154)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in current assets and liabilities:
Accounts payable	45,819	-
Accrued expenses	6,402	400
Accrued payroll	26,132	-
Accrued payroll to stockholder	104,029	-
Net cash used in operating activities	(328,772)	(307)

INVESTING ACTIVITIES:
Payments for investments in real estate	(8,825)	-
Net cash used in investing activities	(8,825)	-

FINANCING ACTIVITIES:
Advances from stockholder	184,300	-
Proceeds from issuance of notes payable	77,600	-
Payments on notes payable	(1,500)	-
Proceeds from issuance of common stock	-	2,000
Capital contribution by stockholder	80,383	307
Net cash provided by financing activities	340,783	2,307

NET INCREASE IN CASH	3,186	2,000

CASH, BEGINNING BALANCE	-	-

CASH, ENDING BALANCE	$3,186	$2,000

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for real estate	$150,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by T.A.G. Acquisitions Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2015. The results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed consolidated financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Waydell 32-38 LLC (“Waydell”). The results of operations for Waydell have only been included since the date of acquisition of August 13, 2015. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015 and December 31, 2014.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014.

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

The Company had no such financial instruments outstanding as of September 30, 2015 and December 31, 2014.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01).  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements

Note 3 – Going Concern

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2015 of $511,154. As of September 30, 2015, the Company had an accumulated a deficit of $511,861. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. The Company has entered into agreements to purchase two properties in Georgia and is currently seeking to raise capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful raising capital through the sale of its equity securities. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

Note 4 – Investments in Real Estate

On August 13, 2015, the Company entered into a securities purchase agreement with Waydell whereby the Company purchased a 100% interest in Waydell for 300,000 shares of the Company’s common stock. Waydell is a real estate holding company that owns and manages the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $150,000. Waydell currently has no results of operations and as a result no pro forma financial disclosures are required. The 300,000 shares issued in connection with this acquisition were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey. Waydell had no liabilities. In addition to the acquisition of this property, the Company also incurred $8,825 in connection with the development of this property. The carrying value of this property at September 30, 2005 is $158,825.

Note 5 – Notes Payable

Notes payable consist of the following:

September 30,
2015
Note payable dated June 5, 2015; unsecured; interest at 0% per annum; due June 5, 2016	$20,000

Note payable dated April 15, 2015; unsecured; interest at 0% per annum; monthly payments of $500; due April 15,2020	27,500

Note payable dated July 15, 2015; unsecured; interest at1 0% per annum; due July 1, 2016	28,600
Total	76,100
Less current portion	(54,600)
Long-term portion	$21,500

Aggregate future maturities of notes payable at September 30, 2015 are as follows:

Year ending September 30,

2016	$54,600
2017	6,000
2018	6,000
2019	6,000
2020	3,500

$76,100

Note 6 – Advances from stockholder

At September 30, 2015 the Company had advances from its majority stockholder of $184,300. These advances are non-interest bearing and payable upon demand.

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

On April 20, 2015, the Company issued 2,500,000 founder shares to its Chief Executive officer.

On August 13, 2015, the Company issued 300,000 shares of common stock in connection with the acquisition of Waydell. The shares were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 6,300,000 shares of common stock and no preferred stock were issued and outstanding.

During the nine months ended September 30, 2015, the Company’s majority stockholder and Chief Executive Officer made capital contributions totaling $80,383.

Note 8 – Agreements to Purchase Real Estate

On September 25, 2015, the Company entered into an agreement to purchase certain tract or parcel of land, including all improvements, located at 3200 Cushman Circle, Atlanta, Georgia for $450,000. The transaction is expected to close on or before November 30, 2015.

In addition, on September 25, 2015, the Company entered into an agreement to purchase certain tract or parcel of land, including all improvements, located at 3000 Ember Drive, Decatur, Georgia for $1,800,000. The transaction is expected to close on or before November 30, 2015.

Note 9 – Subsequent Events

On October 7, 2015, the Company’s majority stockholder advanced the Company $112,500 that was used to pay the security deposits on the 3200 Cushman Circle of $90,000 and 3000 Ember Drive properties of $22,500.

On October 15, 2015 the Company entered into an amendment to the agreement to purchase the property located at 3200 Cushman Circle. The seller agreed to extend the closing date from October 29, 2015 to November 30, 2015 for in consideration for an additional security deposit of $25,000 and an increase in the purchase price by $7,500 for each week the closing extends beyond October 29, 2015.

On October 15, 2015 the Company entered into an amendment to the agreement to purchase the property located at 3000 Ember Drive. The seller agreed to extend the closing date from October 29, 2015 to November 30, 2015 for in consideration for an additional security deposit of $25,000 and an increase in the purchase price by $7,500 for each week the closing extends beyond October 29, 2015.

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

Recent Developments

On August 13, 2015, we entered into a securities purchase agreement with Waydell 32-38, LLC (“Waydell”) whereby we purchased a 100% interest in Waydell for 300,000 shares of our common stock. Waydell is a real estate holding company formed on June 15, 2015 to own and manage the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $150,000. Our plan is to develop eleven "upscale" 2-bedroom apartments on this property.

On September 25, 2015, we entered into an agreement to purchase certain tract or parcel of land, including all improvements, located at 3200 Cushman Circle, Atlanta, Georgia for $450,000. The transaction is expected to close on or before October 29, 2015.

In addition, on September 25, 2015, we entered into an agreement to purchase certain tract or parcel of land, including all improvements, located at 3000 Ember Drive, Decatur, Georgia for $1,800,000. The transaction is expected to close on or before October 29, 2015.

Going Concern

We have not yet generated any revenue since inception to date and have sustained operating losses during the nine months ended September 30, 2015 of $511,154. As of September 30, 2015, we had an accumulated a deficit of $511,861. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing from our majority stockholder or other sources, as may be required.

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

In order to maintain its current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity. We have entered into agreements to purchase two properties in Georgia and are currently seeking to raise capital through the sale of our equity securities. However, there can be no assurances that we will be successful raising capital through the sale of our equity securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.

Our independent auditors have issued a report on our December 31, 2014 audited financial statements raising substantial doubt about our ability to continue as a going concern.

Results of Operations

We have no operations nor does we currently engage in any business activities generating revenues.

During the three and nine months ended September 30, 2015 we incurred $158,720 and $510,439, respectively in general and administrative expenses. Our principal general and administrative expenses are payroll related costs, professional fees and rent. Our net loss for the three and nine months ended September 30, 2015 was $159,435 and $511,154, respectively

Liquidity and Capital Resources

We have financed our operations since inception from capital contributions and advances from our majority stockholder. During the nine months ended September 30, 2015, we received an advance and a capital contribution from our majority stockholder of $184,300 and $80,383, respectively. We also received issued three notes payable for aggregate proceeds of $77,600. During the nine months ended September 30, 2014, we received a capital contribution from a stockholder of $307 and received $2,000 from the sale of our common stock.

Off-Balance Sheet Arrangements

At September 30, 2015, we had not off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, the Company issued 300,000 shares of its restricted common stock in connection with the acquisition of Waydell 32-38, LLC.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Dated: November 16, 2015

By:	/s/ Chester Meisels
Chester Meisels
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer)

