Form 10-Q/A
period 2014-06-30
T.A.G. Acquisitions Ltd.
filed 2015-11-19
CIK 1610785

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at
June 30, 2014

Common Stock, par value $0.0001	20,000,000

Documents incorporated by reference:	None

EXPLANATORY NOTE

The Form 10-Q Amendment is being filed to incorporate the XBRL exhibits, no other changes have been made to this document.

FINANCIAL STATEMENTS

Financial Statements	2-4

Notes to Financial Statements	5-7

T.A.G. Acquisitions Ltd.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2014	May 31, 2014
	(unaudited)	(audited)
ASSETS

Current assets

Cash	$2,000	$2,000
Total assets	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accrued liabilities	$400	$400
Total liabilities	400	400

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and May 31, 2014, respectively	—	—

Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2014 and May 31, 2014, respectively	2,000	2,000

Additional paid-in capital	307	307

Deficit accumulated during the development stage	(707)	(707)
Total stockholders’ equity	1,600	1,600
Total liabilities and stockholders’ equity	$2,000	$2,000

The accompanying notes are an integral part of these condensed financial statements.

T.A.G. Acquisitions Ltd.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

For the period from May 20, 2014 (Inception) to June 30, 2014

Revenue	$—

Cost of revenue	—
Gross profit	—

Operating expenses	707
Operating loss	(707)

Loss before income taxes	(707)
Income tax expense	—

Net loss	$(707)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-basic and diluted	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

T.A.G. Acquisitions Ltd.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

For the period from May 20, 2014 (Inception) to June 30, 2014
OPERATING ACTIVITIES
Net loss	$(707)

Changes in Operating Assets and Liabilities:

Accrued liability	400
Net cash used in operating activities	(307)
FINANCING ACTIVITIES

Proceeds from issuance of common stock	2,000

Proceeds from stockholders contribution	307
Net cash provided by financing activities	2,307
Net increase in cash	2,000

Cash, beginning of period	—
Cash, end of period	$2,000

The accompanying notes are an integral part of these condensed financial statements.

T.A.G. Acquisitions Ltd.

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Surprise Valley Acquisition Corporation (“Surprise Valley” or “the Company”) was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Surprise Valley. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915, “Development Stage Entities.” Among the disclosures required by ASC 915, are that the Company’s condensed financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

T.A.G. Acquisitions Ltd.

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

T.A.G. Acquisitions Ltd.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 STOCKHOLDERS’ EQUITY

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Surprise Valley Acquisition Corporation was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Surprise Valley Acquisition Corporation (“Surprise Valley” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

Surprise Valley has no operations nor does it currently engage in any business activities generating revenues. Surprise Valley’s principal business objective is to achieve a business combination with a target company.

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

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Surprise Valley as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Surprise Valley.

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

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

On May 20, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
James McKillop	10,000,000	$1,000

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

T.A.G. Acquisitions Ltd.

Dated: November 19, 2015

By:	/s/ Chester Meisels
Chester Meisels
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer)