Form 10-Q/A
period 2014-09-30
T.A.G. Acquisitions Ltd.
filed 2015-11-19
CIK 1610785

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at
September 30, 2014

Common Stock, par value $0.0001	20,000,000

Documents incorporated by reference:	None

EXPLANATORY NOTE

The Form 10-Q Amendment is being filed to incorporate the XBRL exhibits, no other changes have been made to this document.

FINANCIAL STATEMENTS

Financial Statements	2-4

Notes to Financial Statements (unaudited)	5-7

T.A.G. Acquisitions Ltd.

CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2014	May 31, 2014
	(unaudited)	(audited)
ASSETS

Current assets

Cash	$2,000	$2,000
Total assets	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accrued liabilities	$400	$400
Total liabilities	400	400

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and May 31, 2014, respectively	—	—

Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of September 30, 2014 and May 31, 2014, respectively	2,000	2,000

Additional paid-in capital	307	307

Accumulated Deficit	(707)	(707)
Total stockholders’ equity	1,600	1,600
Total liabilities and stockholders’ equity	$2,000	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

CONDENSED STATEMENT OF OPERATIONS

	For the three months ended September 30, 2014	For the period from May 20, 2014 (Inception) to September 30, 2014

Revenue	$—	$—

Cost of revenue	—	—
Gross profit	—	—

Operating expenses	—	(707)
Operating loss	—	(707)

Loss before income taxes	—	(707)
Income tax expense	—

Net loss	—	(707)

Loss per share - basic and diluted	—	0.00

Weighted average shares-basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

T.A.G. Acquisitions Ltd.

CONDENSED STATEMENT OF CASH FLOWS

For the period From May 20, 2014 (Inception) to September 30, 2014
OPERATING ACTIVITIES

Net loss	$(707)
Changes in Operating Assets and Liabilities:

Accrued liability	400
Net cash (used in) operating activities	(307)
FINANCING ACTIVITIES

Proceeds from issuance of common stock	2,000

Proceeds from stockholders contribution	307
Net cash provided by financing activities	2,307
Net increase in cash	2,000

Cash, beginning of period	0
Cash, end of period	$2,000

T.A.G. Acquisitions Ltd.

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

T.A.G. Acquisitions Ltd.
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