Form 10-K/A
period 2014-12-31
T.A.G. Acquisitions Ltd.
filed 2015-11-19
CIK 1610785

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the reistrant was required to submit and post such files).

☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at
March 31, 2015

Common Stock, par value $0.0001	3,500,000
Documents incorporated by reference:	Form 10 Filed June 18, 2014

EXPLANATORY NOTE

The Form 10-K Amendment is being filed to incorporate the XBRL exhibits, no other changes have been made to this document.

PART I

Item 1. Business

T.A.G. Acquisitions Ltd. (formerly Surprise Valley Acquisition Corporation) (“T.A.G.” or the “Company”) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

In addition to a change in control of its management and shareholders, the Company’s operations as of the date covered by this report have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On June 18, 2014, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter.

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

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company’s common stock.

Chester Meisels was named as the sole director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer.

The Company issued 3,000,000 shares of its common stock at par representing 85% of the then total outstanding 3,500,000 shares of common stock.

The Company has no employees and only one director who also serves as the Company’s sole officer.

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

The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000. The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven “upscale” 2-bedroom apartments on the property.

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

The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25 2-bedroom “upscale” apartments and a bar.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Once and if a business combination is effected, the Company may wish to cause the Company’s common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES

May 20, 2014	James Cassidy	10,000,000 (9,750,000 redeemed)
May 20, 2014	James McKillop	10,000,000 (9,750,000 redeemed)

November 18, 2014 Chester Meisels 3,000,000

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

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

The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000. The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven “upscale” 2-bedroom apartments on the property.

The Company is also in negotiations for another property in Newark, New Jersey. The property is offered for an aggregate purchase price of $1,520,000. The Company anticipates that it will need to raise the purchase price from invesetors or third party loans.

The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25 2-bedroom “upscale” apartments and a bar.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control in the fourth quarter of the year that changed the President of the Company but the systems and processes of the Company’s in that the Company has no employees nor operations and only the President handles financial matters and financial reporting so that the internal controls over financial reporting have not been materially affected, nor are reasonably likely to materially affect, its internal control over financial reporting.

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

On November 18, 2014, the Company filed a Form 8-K noticing the following events:

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company’s common stock.

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

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock(1)

James Cassidy 215 Apolena Avenue Newport Beach, CA 92662	250,000	7%

James McKillop 9454 Wilshire Boulevard Beverly Hills, California 90212	250,000	7%

Chester Meisels 130 East Route 59 Suite #6 Spring Valley, New York, 10977	3,000,000	84%

All Executive Officers and Directors as a Group (1 Person)	3,000,000	84%

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

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company’s current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2014

Audit-Related Fees $ 0

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

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

FINANCIAL STATEMENTS

ANTON & CHIA, LLP CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of T.A.G. Acquisitions LTD

We have audited the accompanying balance sheet of T.A.G. Acquisitions LTD (the “Company”) as of December 31, 2014, and the related statement of operations, stockholders’ deficit, and cash flows for the period from May 20, 2014 (Inception) through December 31, 2014. T.A.G. Acquisitions LTD’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.A.G. Acquisitions LTD as of December 31, 2014, and the results of its operations and its cash flows for the period from May 20, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2015

T.A.G. ACQUISITIONS LTD
BALANCE SHEET

December 31, 2014

ASSETS
Current assets
Cash	$0
Total assets	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$0
Total liabilities	$0

Stockholders’ deficit
Common Stock; $0.0001 par value, 100,000,000 shares authorized; 3,500,000 shares issued and outstanding	350

Discount on Common Stock	(350)

Additional paid-in capital	707

Accumulated deficit	(707)
Total stockholders’ deficit	0
Total Liabilities and stockholders’ deficit	$0

The accompanying notes are an integral part of these financial statements

2

T.A.G. ACQUISITIONS LTD
STATEMENT OF OPERATIONS

For the period from May 20, 2014 (Inception) to December 31, 2014

Revenue	$—

Cost of revenue	—
Gross profit	—

Operating expenses	707
Operating loss	(707)

Loss before income taxes	(707)
Income tax expense	—
Net loss	$(707)

Loss per share - basic and diluted	$(0)

Weighted average shares-basic and diluted	16,787,611

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Discount on	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stock-holders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, May 20, 2014 (Inception)	—	$—	$—	$—	$—	$—

Issuance of common stock	23,000,000	2,300	(2,300)	—	—	0

Redemption of Common Stock	(19,500,000)	(1,950)	(1.950)	—	—	0

Additional paid-in capital	—	—	—	707	—	707

Net loss	—	—	—		(707)	(707)

Balance, December 31, 2014	3,500,000	$350	$(350)	$707	$(707)	$0

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD
STATEMENT OF CASH FLOWS

For the period from May 20, 2014 (Inception) to December 31, 2014
OPERATING ACTIVITIES

Net loss	$(707)
Non-Cash adjustments to reconcile loss to net cash
Expenses paid by stockholder and contributed as capital	707

Changes in Operating Assets and Liabilities Accrued liabilities	0
Net cash used in operating activities	0
Net increase in cash	0
Cash, beginning of period	—
Cash, end of period	$0

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD

Notes to the Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

T.A.G. Acquisitions LTD (“T.A.G.” or “the Company”) was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with T.A.G. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 STOCKHOLDERS’ DEFICIT

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

NOTE 5 SUBSEQUENT EVENTS

The Company is in discussions for the purchase of real property in Newark, New Jersey. The purchase price is $240,000. The Company anticipates that it will need to obtain a loan or raise investor dollars to finance the purchase of this property. If the Company is able to effect the purchase of this property, the Company plans to develop eleven “upscale” 2-bedroom apartments on the property.

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

The property currently consists of a commerical manufacturing building that the Company would convert into a minimum of 25 2-bedroom “upscale” apartments and a bar.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.A.G. ACQUISITIONS LTD
Formerly Surprise Valley Acquisition COrporation

	By:	/s/	Chester Meisels
President
Dated: November 19, 2015

	By:	/s/	Chester Meisels
Chief Financial Officer
Dated: November 19, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME OFFICE DATE

/s/ Chester Meisels	Director	November 19, 2015

