Form 10-K
period 2015-12-31
T.A.G. Acquisitions Ltd.
filed 2016-04-11
CIK 1610785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

None

Securities registered pursuant to Section 12(g) of the Act:

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

☐ Yes ☒ No

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$250,000

As of March 27, 2016, the registrant had 6,300,000 shares of its common stock, par value $0.0001 per share, outstanding.

PART I

Item 1. Business

Company History

T.A.G. Acquisitions Ltd. (“T.A.G.” or the “Company”) (formerly Surprise Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On June 18, 2014, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter.

The Company was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Exchange and, prior to November 2014, its operations had been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934.

On November 17, 2014, the Company changed its name to T.A.G. Acquisitions, Ltd. and filed the amendment with the State of Delaware. The Company entered into the business of seeking out exceptional conversion opportunities, large multi-family and commercial office properties (as opposed to hospitality, retail, or industrial investment properties), for which significant value and profitability can be realized through the carefully managed aesthetic improvements, strategic marketing, and restructured management. The Company calls this “repositioning.”

The Company intends to continue seeking multiple real estate investment opportunities throughout the United States, initially focusing on areas in and around New York City, New Jersey, Georgia and Maryland.

Recent Developments

New Jersey Purchases

On August 13, 2015, the Company entered into a securities purchase agreement with Waydell 32-38 LLC, whereby the Company purchased a 100% interest in Waydell for 300,000 shares of the Company’s common stock. Waydell is a real estate holding company that owns and manages the real estate property located at 32-38 Waydell Street, Newark, New Jersey. In addition to the acquisition of this property, the Company also incurred $15,325 in connection with the development of this property. The carrying value of this property at December 31, 2005 is $165,325.

On December 17, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, NJ for $4,000,000. The transaction was expected to close on or before March 16, 2016; however, an extension was granted for an additional carrying cost of $15,000 and the expected closing date is May 1, 2016. Additional extensions may be granted if needed.

Georgia Purchases

On November 20, 2015, through its newly created subsidiaries, Creekside by TAG LLC and Tall Pines by TAG LLC, the Company purchased properties in Decatur, GA and Atlanta, GA respectively. The purchase prices for the Creekside and Tall Pines properties were $1,820,000 and $480,000, respectively. Both of these properties are being renovated. The Company secured loans in the aggregate principal amount of $11,000,000 at a 12% interest rate from various lenders to cover the purchase prices, as well as the construction costs for the properties. The loans are due on November 30, 2016. Chester Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000.

Subsequent Events

On February 23, 2016, the Company entered into an Agreement of Assignment Bid that gives the Company the right to purchase a property in Holliswood, New York for $999,500, plus finders’ fees of $200,500, for an aggregate purchase price of $1.2 million.

Going Concern

The Company has generated minimal revenue since inception and has sustained operating losses during the year ended December 31, 2015 of $796,231. As of December 31, 2015, the Company had an accumulated deficit of $796,938 and a working capital deficit of $3,912,938. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, from the sale of its equity or from long-term debt financing. The Company has recently purchased two properties in Georgia and obtained $11 million in short-term financing to purchase and renovate the two properties. The Company is currently seeking to raise capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful raising capital through the sale of its equity securities. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

Employees

The Company has six employees, including its officers.

Marketing

The Company’s sales and marketing strategies are focused on ways in which “pricing concepts are marketed” to its customers. Perks, privileges, tie-ins to strategic marketing partners, packages, discounts, and loyalty rewards for longer-term lessees are all under consideration as techniques to acquire new lessees and drive revenue.

Item 1A. Risk Factors.

Not required by a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The Company’s executive office is located at 130 East Route 59, Suite #6, Spring Valley, NY 10977. The Company believes that its office is adequate for its present needs.

On August 13, 2015, the Company acquired 100% of Waydell 32-38 LLC, in exchange for 300,000 shares of the Company’s common stock,. Waydell is a real estate holding company that owns and manages the real estate property at 32-38 Waydell Street, Newark, New Jersey.

On November 20, 2015, through its newly created subsidiaries, Creekside by TAG LLC and Tall Pines by TAG LLC, the Company purchased properties in Decatur, GA and Atlanta, GA respectively. Both of these properties are in need of significant renovations. The purchase prices for the Creekside and Tall Pines properties were $1,820,000 and $480,000, respectively. Both of these properties are being renovated. The Company secured loans in the aggregate principal amount of $11,000,000 at a 12% interest rate from various lenders to cover the purchase prices, as well as the construction costs for the properties. The loans are due on November 30, 2016. Chester Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000. The Company plans to retire the loan at the conclusion of a 12 month period through a conventional refinancing at an anticipated interest rate between 5% and 8%.

On December 17, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, NJ for $4,000,000. The transaction was expected to close on or before March 16, 2016; however, an extension was granted for an additional carrying cost of $15,000 and the expected closing date is May 1, 2016. Additional extensions may be granted if needed.

On February 23, 2016, the Company entered into an Agreement of Assignment Bid that gives the Company the right to purchase a property in Holliswood, New York for $999,500, plus finders’ fees of $200,500, for an aggregate purchase price of $1.2 million.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for the Company’s securities.

The Company may wish to cause its common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following a business combination or at some later time.

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

Holders

There are four record holders of the Company’s common stock as of March 27, 2016.

Dividends

We have never paid any cash dividends on our common stock, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

On May 20, 2014, the Company issued 20,000,000 common shares at a discount of $2,000 to two persons who, at the time, were directors and officers of the Company. On November 17, 2014 the Company redeemed an aggregate of 19,500,000 of those 20,000,000 shares of common stock.

On November 18, 2014, the Company issued 3,000,000 shares of its common stock to Chester Meisels, its CEO and sole director. On April 20, 2015, the Company issued 2,500,000 founder shares to Chester Meisels.

On August 13, 2015, the Company issued 300,000 shares of common stock to Moses Schwartz in connection with the acquisition of Waydell. The shares were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was purchased in 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey.

 Item 6. Selected Financial Data

Not required by a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K and other reports filed the Company from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2015.

Overview and Highlights

Company Background

T.A.G Acquisitions Ltd. (formerly Surprise Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 17, 2014, we changed our name to T.A.G. Acquisitions, Ltd. and filed the amendment with the State of Delaware.

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

We intend to continue seeking multiple real estate investment opportunities throughout the United States, but we are initially focusing on areas in and around New York City, New Jersey, Georgia and Maryland.

On August 13, 2015, we entered into a securities purchase agreement with Waydell 32-38, LLC whereby we purchased a 100% interest in Waydell for 300,000 shares of our common stock. Waydell is a real estate holding company formed on June 15, 2015 to own and manage the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $150,000. Waydell currently has no results of operations and as a result no pro forma financial disclosures are required. The 300,000 shares issued to Moses Schwartz in connection with this acquisition were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey. Waydell had no liabilities. Our plan is to develop eleven "upscale" 2-bedroom apartments on this property.

On November 20, 2015, through our newly created subsidiaries, Creekside and Tall Pines, we purchased properties in Decatur, GA and Atlanta, GA respectively. Both of these properties are in need of significant renovations and did not have any significant operating activities prior to the acquisition and as a result no pro forma financial disclosures have been provided. The initial purchase price for the Creekside and Tall Pines properties was $1,820,000 and $480,000, respectively The Company secured loans in the aggregate principal amount of $11,000,000 at a 12% interest rate from various lenders to cover the purchase prices, as well as the construction costs for the properties. The loans are due on November 30, 2016. . Both of these properties are being renovated and the cost to renovate the properties is being capitalized. In addition, the Company has issued notes payable to financing the initial purchase of the properties and the renovations; and therefore has capitalized interest on these properties. Total capitalized interest included in Investments in Real Estate at December 31, 2015 was $29,854. .. Chester Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000. Creekside and Tall Pines have no results of operations and as a result no pro forma financial disclosures are required.

Recent Developments

On December 15, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, New Jersey for $4,000,000. The Company paid a deposit of $50,000 prior to December 31, 2015 and is expected to close on or before May 1, 2016.

On February 23, 2016, the Company entered into an Agreement of Assignment Bid that gives the Company the right to purchase a property in Holliswood, New York for $999,500, plus finders’ fees of $200,500, for an aggregate purchase price of $1.2 million.

Going Concern

We generated minimal revenue since inception and have sustained operating losses during the year ended December 31, 2015 of $796,231. As of December 31, 2015, we had an accumulated deficit of $796,938 and a working capital deficit of $3,912,938. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing from our majority stockholder or other sources, as may be required.

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

In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations, from the sale of our equity or from long-term debt financing. We recently purchased two properties in Georgia and obtained $11 million in short-term financing to purchase and renovate the two properties. We are currently seeking to raise capital through the sale of our equity securities. However, there can be no assurances that we will be successful raising capital through the sale of our equity securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.

Results of Operations

For the Fiscal Year Ended December 31, 2015, Compared to the Period from May 20, 2014 (inception) to December 31, 2014

Revenue

The Company has generated minimal revenue since inception. As of December 31, 2015, the Company’s revenue was $10,134 compared to $0 for the period from May 20, 2014 (inception) to December 31, 2014. The increase in revenue is attributable to minimal rental income generated from the acquisition of one of the properties in Georgia.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $674,527 compared to $707 for the period from May 20, 2014 (inception) to December 31, 2014, an increase of $673,820, attributable to expansion of our operations in 2015. We had minimal operations in 2014. Our principal general and administrative expenses are payroll related costs, professional fees and rent.

Interest Expense

Interest expense for the year ended December 31, 2015, was $131,838 compared to $0 for the period from May 20, 2014 (inception) to December 31, 2014, an increase of $131,838, attributable to notes payable obtained in 2015, principally the notes for the acquisition and renovation of the Georgia properties.

Net Loss

For the year ended December 31, 2015, the Company had sustained a net loss of $796,231, as compared to a net loss of $707 for the period from May 20, 2014 (inception) to December 31, 2014. The increase in net loss is attributed to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception from capital contributions and advances from our majority stockholder and proceeds from notes payable. During the year ended December 31, 2015, we received an advance and a capital contribution from our majority stockholder of $260,190 and $80,383, respectively. We also received notes payable for aggregate proceeds of $4,151,990.

The following table summarizes working capital at December 31, 2015, compared to December 31, 2014.

	December 31, 2015	December 31, 2014	Increase / (Decrease)
Current Assets	$1,763,427	$-	$1,763,427
Current Liabilities	$5,676,365	$-	$5,676,365
Working Capital (Deficit)	$(3,912,938)	$-	$(3,912,938)

Contractual Obligations

Our significant contractual obligations as of December 31, 2015, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Notes payable	$5,448,990	$12,000	$8,000	$-	$5,468,990
Advances from stockholder	260,190	-	-	-	260,190
Total	$5,709,180	$12,000	$8,000	$-	$5,729,180

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required by a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

T.A.G. Acquisitions LTD

We have audited the accompanying balance sheets of T.A.G. Acquisitions LTD (the "Company") as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2015 and for the period from May 20, 2014 (Inception) through December 31, 2014. T.A.G. Acquisitions LTD's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.A.G. Acquisitions LTD as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from May 20, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no significant revenues and no income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 11, 2016

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$553,427	$-
Prepaid interest	1,210,000	-
Total current assets	1,763,427	-

Investments in real estate	3,293,840	-
Deposits	73,250	-
TOTAL ASSETS	$5,130,517	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$26,629	$-
Accrued expenses	15,184	-
Accrued payroll	-	-
Accrued payroll to stockholder	121,383	-
Notes payable, net of discount of $196,011	5,252,979	-
Advances from stockholder	260,190	-
Total current liabilities	5,676,365	-

Notes payable, net of current portion	20,000	-
TOTAL LIABILITIES	$5,696,365	-
STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,300,000 and 3,500,000 shares issued and outstanding	630	350
Additional paid-in capital	230,460	357
Accumulated deficit	(796,938)	(707)
Total stockholders' deficit	(565,848)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,130,517	$-

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
	For the	May 20, 2014
	Year Ended	(Inception) to
	December 31,	December 31,
	2015	2014

Revenue	$10,134	$-

Operating expenses:
General and administrative expenses	674,527	707
Loss from operations	(664,393)	(707)

Other expense
Interest expense	(131,838)	-
Loss before income taxes	(796,231)	(707)

Income taxes	-	-

Net loss	$(796,231)	$(707)

Weighted average shares outstanding :
Basic	5,361,644	16,787,611
Diluted	5,361,644	16,787,611

Loss per share
Basic	$(0.15)	$(0.00)
Diluted	$(0.15)	$(0.00)

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM MAY 20, 2014
(INCEPTION) TO DECEMBER 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 20, 2014 (Inception)	-	-	-	-	-
					-
Issuance of common stock	23,000,000	2,300	(2,300)		-
Redemption of common stock	(19,500,000)	(1,950)	1,950		-
Capital contribution			707		707
Net loss				(707)	(707)

Balance, December 31, 2014	3,500,000	$350	$357	$(707)	$-

Issuance of common stock to founder	2,500,000	250	(250)		-
Issuance of common stock for Waydell 32-38 LLC	300,000	30	149,970		150,000
Capital contribution			80,383		80,383
Net loss				(796,231)	(796,231)

Balance, December 31, 2015	6,300,000	$630	$230,460	$(796,938)	$(565,848)

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Period from May 20, 2014 (Inception) to December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(796,231)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	23,989
Change in current assets and liabilities:
Prepaid interest	110,000
Accounts payable	26,629	-
Accrued expenses	15,184	707
Accrued payroll	-	-
Accrued payroll to stockholder	121,383	-
Net cash used in operating activities	(499,046)	-

INVESTING ACTIVITIES:
Payments for investments in real estate	(3,143,840)	-
Payments for deposits	(73,250)	-
Net cash used in investing activities	(3,217,090)	-

FINANCING ACTIVITIES:
Advances from stockholder	260,190	-
Proceeds from issuance of notes payable	4,151,990	-
Payment of debt issuance costs	(220,000)	-
Payments on notes payable	(3,000)	-
Proceeds from issuance of common stock	-	-
Capital contribution by stockholder	80,383	-
Net cash provided by financing activities	4,269,563	-

NET INCREASE IN CASH	553,427	-

CASH, BEGINNING BALANCE	-	-

CASH, ENDING BALANCE	$553,427	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for real estate	$150,000	$-
Issuance of note payable for prepaid interest	$1,320,000	$-

The accompanying notes are an integral part of these financial statements

T.A.G. ACQUISITIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 1 – Organization and Basis of Presentation

Description of Business

T.A.G. Acquisitions Ltd. (the “Company”) (formerly Surprise Valley Acquisition Corporation) was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On November 17, 2014, the Company changed its name to T.A.G. Acquisitions, Ltd. and filed the amendment with the State of Delaware.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Waydell 32-38 LLC (“Waydell”), Creekside by TAG LLC (“Creekside”) and Tall Pines by TAG LLC (“Tall Pines”). The results of operations for Waydell have only been included since the date of acquisition of August 13, 2015 and for Creekside and Tall Pines have only been included since their inception on October 22, 2015. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015 and 2014.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions As of December 31, 2015 and 2014, the Company had cash balances in excess of the Federal Deposit Insurance Corporation limit of $384,234 and $0, respectively.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Going Concern

The Company has generated minimal revenue since inception and has sustained operating losses during the year ended December 31, 2015 of $796,231. As of December 31, 2015, the Company had an accumulated deficit of $796,938 and a working capital deficit of $3,912,938. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, from the sale of its equity or from long-term debt financing. The Company has recently purchased two properties in Georgia and have obtained $11 million in short-term financing (which includes line of credit of $5,680,000) to purchase and renovate the two properties. The Company is currently seeking to raise capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful raising capital through the sale of its equity securities. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

Note 4 – Investments in Real Estate

On August 13, 2015, the Company entered into a securities purchase agreement with Waydell whereby the Company purchased a 100% interest in Waydell for 300,000 shares of the Company’s common stock. Waydell is a real estate holding company that owns and manages the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $150,000. Waydell currently has no results of operations and as a result no pro forma financial disclosures are required. The 300,000 shares issued to Moses Schwartz in connection with this acquisition were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey. Waydell had no liabilities. In addition to the acquisition of this property, the Company also incurred $15,325 in connection with the development of this property. The carrying value of this property at December 31, 2005 is $165,325.

On November 20, 2015, through its newly created subsidiaries, Creekside and Tall Pines, the Company purchased properties in Decatur, GA and Atlanta, GA respectively. Both of these properties are in need of significant renovations and did not have any significant operating activities prior to the acquisition and as a result no pro forma financial disclosures have been provided. The initial purchase price for the Creekside and Tall Pines properties was $1,820,000 and $480,000, respectively. The purchases were financed from the issuance of notes payable (See Note 5). Both of these properties are being renovated and the cost to renovate the properties is being capitalized. In addition, the Company has issued notes payable to financing the initial purchase of the properties and the renovations; and therefore has capitalized interest on these properties. Total capitalized interest included in Investments in Real Estate at December 31, 2015 was $29,854. Chester Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000.

A summary of the Company’s real estate holdings is below;

		December 31,
		2015
Waydell	32-38 Waydell Street Newark, NJ	$165,325
Creekside	3000 Ember Drive Decatur, GA	2,633,766
Tall Pines	3200 Cushman Circle Atlanta, GA	494,749
		$3,293,840

Waydell currently has no results of operations and as a result no pro forma financial disclosures are required.

Creekside and Tall Pines have no results of operations and as a result no pro forma financial disclosures are required.

Note 5 – Notes Payable

Notes payable consist of the following:

December 31,
2015
Note payable dated June 5, 2015; unsecured; interest at 0% per annum; due June 5, 2016	$20,000

Note payable dated April 15, 2015; unsecured; interest at 0% per annum; monthly payments of $500; due April 15,2020	26,000

Note payable dated July 15, 2015; unsecured; interest at 10% per annum; due July 1, 2016	28,600

Note payable dated October 1, 2015; unsecured; interest at 10% per annum; due October 1, 2016	74,390

Notes payable to Sharestates Investing, LLC, an unrelated party, dated November 20, 2015; secured by Creekside and Tall Pines properties and guaranteed by the Company's CEO; interest at 12% per annum; due November 30, 2016	5,320,000

Total	5,468,990
Note discount	(196,011)
Net amount	5,272,979
Less current portion	(5,252,979)
Long-term portion	$20,000

The Company issued four commercial promissory notes and four commercial non-revolving line of credit promissory notes to Sharestates Investing, LLC for an aggregate of $11,000,000 in connection with the purchase of the Creekside and Tall Pines properties. The interest rate for all the notes is 12% and all the notes are due on November 30, 2016. The four commercial promissory notes were issued at closing and totaled $5,320,000. The aggregate of the four commercial non-revolving line of credit promissory notes of $5,680,000 is available for the Company to draw down for the renovations of the Creekside and Tall Pines properties.

In connection with the issuances of these notes totaling $11,000,000, the Company was required to pay debt issuance costs of 2% of the total balance or $220,000. These debt issuance costs are shown as a note discount and amortized over the term of the notes. During the year ended December 31, 2015, the Company amortized $23,989 of the debt issuance costs which is included in interest expense.

Also, the Company was required to prepay interest for one year or $1,320,000 on the entire $11,000,000 credit facilities. During the year ended December 31, 2015, the Company amortized $110,000 of the prepaid interest to interest expense. As of December 31, 2015, the prepaid interest balance was $1,210,000.

Aggregate future maturities of notes payable at December 31, 2015 are as follows:

Year ending December 31,
2016	$5,252,979
2017	6,000
2018	6,000
2019	6,000
2020	2,000

$5,272,979

Note 6 – Advances from stockholder

At December 31, 2015 the Company had advances from its majority stockholder of $260,190. These advances are non-interest bearing and payable upon demand.

Note 7 – Stockholders’ Equity

On May 20, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

On November 17, 2014 the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of common stock. On November 18, 2014, the Company issued 3,000,000 shares of its common stock to a director and officer.

On April 20, 2015, the Company issued 2,500,000 founder shares to its Chief Executive officer.

On August 13, 2015, the Company issued 300,000 shares of common stock to Moses Schwartz in connection with the acquisition of Waydell. The shares were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 6,300,000 shares of common stock and no preferred stock were issued and outstanding.

During the year ended December 31, 2015, the Company’s majority stockholder and Chief Executive Officer made capital contributions totaling $80,383.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2015 and 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2015 and 2014.

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31:

	2015		2014
	Amount	Percent	Amount	Percent

Federal statutory rates	$(270,719)	34.0%	$(240)	34.0%
State income taxes	(39,812)	5.0%	(35)	5.0%
Permanent differences	9,119	-1.1%	-	0.0%
Valuation allowance against net deferred tax assets	301,411	-37.9%	276	-39.0%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2015 and 2014, the significant components of the deferred tax assets are summarized below:

	2015	2014

Deferred income tax asset
Net operation loss carryforwards	301,686	276
Total deferred income tax asset	301,686	276
Less: valuation allowance	(301,686)	(276)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $301,411 and $276 in 2015 and 2014 as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2015 and 2014 a valuation allowance of $301,686 and $276, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2015 and 2014.

 Note 9 – Agreements to Purchase Real Estate

On December 15, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, New Jersey for $4,000,000. The Company paid a deposit of $50,000 prior to December 31, 2015 and is expected to close on or before May 1, 2016

Note 10 – Subsequent Events

On February 23, 2016, the Company entered into an Agreement of Assignment Bid that gives the Company the right to purchase a property in Holliswood, New York for $999,500, plus finders’ fees of $200,500, for an aggregate purchase price of $1.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year 2015 under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our auditors, Anton & Chia, LLP, or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director / Officer Since
Chester Meisels	38	Chief Executive Officer President	November 18, 2014
		Treasurer
		Secretary
		Director

Etel Halpert	65	Chief Financial Officer	January 1, 2015

Chester Meisels serves as the Chief Executive Officer, President, Secretary and Treasurer and the sole director of T.A.G. Acquisitions Ltd. During the previous five years, Mr. Meisels has been the principal of Smithtown Management LLC, New York, New York, which advises real estate portfolios on purchasing, permitting, construction and renting or selling real property holdings. Mr. Meisels also is a member of the board of directors at Raymond and Mott Fund LLC, as well as the Company’s three subsidiaries, Waydell 32-38 LLC, Creekside by TAG LLC and Tall Pines by TAG LLC.

Etel Halpert serves as the Chief Financial Officer of T.A.G. Acquisitions Ltd. In 2009, after 14 successful years as the Fiscal Director at Head Start of Rockland County, Ms. Halpert return to real estate financial management and entered SWE Realty LLC where she supervised all finances, advised operational leaders regarding the impact of any decisions on overall financial stability and P&L. Ms. Halpert joined the Company in January 2015, where she used her financial expertise as a key member of the executive team to drive the financial planning and accounting operations of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, at December 31, 2015, the Company’s Chief Executive Officer and sole director was not in compliance with Section 16(a) for failure to report on an initial Form 3 his holdings of 3,000,000 shares of the Company’s common stock at the time he became an officer and director of the Company, and failure to file a Form 4 for his acquisition of 2,500,000 shares of the Company’s common stock during fiscal year 2015. He will file a late Form 5 report for fiscal 2015 for those holdings.

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

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only six employees, two of whom also serves as the key executive officers. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons to whom such code applied. At the time the Company enters into a business combination or other corporate transaction, the current officers and director may recommend that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has generated minimal revenue since its inception. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and increases activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only four shareholders of the Company, there is no established process by which shareholders of the Company can nominate members to the Company’s board of directors. However, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

Mr. Meisels, the Company’s Chief Executive Officer, President, Secretary and Treasurer, has a written one year employment agreement with the Company.  Mr. Meisels receives base salary of $208,250 per year.   Mr. Meisels does not receive payment for his services as director.

Ms. Halpert, the Company’s Chief Financial Officer, has a written one year employment agreement with the Company.  Ms. Halpert receives a base salary of $67,500 per year. No former officer or director received any compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
C. Meisels	2015	$208,250	-	-	-	-	-	-	$208,250
CEO	2014	-	-	-	-	-	-	-	-

E. Halpert (1)	2015	$67,500	$3,173	-	-	-	-	-	$70,673
CFO
(1)	Ms. Halpert joined the Company in January 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2016, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Outstanding Stock (1)
Chester Meisels 130 East Route 59 Suite #6 Spring Valley, New York, 10977	5,500,000		87%

All Executive Officers and Directors as a Group (1 Person)	5,500,000		87%

James Cassidy 215 Apolena Avenue Newport Beach, CA 92662	250,000		4.1%

James McKillop 9454 Wilshire Boulevard Beverly Hills, California 90212	250,000		4.1%

Moses Schwartz 607 North Orange Drive, Apt 102 Los Angeles, CA 90036	300,000	(2)	4.8%
(1)	Based on 6,300,000 outstanding shares at March 27, 2016.

(2)	On August 13, 2015, the Company issued 300,000 shares of common stock to Moses Schwartz in connection with the acquisition of Waydell. The shares were valued at $150,000 which is the amount paid for the only asset owned by Waydell — real property located at 32-38 Waydell Street, Newark, New Jersey.

Item 13. Certain Relationships and Related Transactions and Director Independence

Chester Meisels is a shareholder of the Company and also serves as its Chief Executive Officer, President, Secretary and Treasurer and sole director.

As the organizers and developers of Surprise Valley Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement on Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until November 17, 2014 the date of the change in control, without repayment.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees paid by us to Anton & Chia, LLP for professional services rendered for the fiscal year ended December 31, 2015 and the period from May 20, 2014 (inception) to December 31, 2014:

Fee Category	Fiscal Year Ended December 31, 2015	Period from May 20, 2014 (inception) to December 31, 2014
Audit Fees	$8,000	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,100	-
Total Fees	$17,100	$5,000

 Audit Fees. Consists of the aggregate fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Anton & Chia, LLP in connection with statutory and regulatory filings or engagements in fiscal year ended December 31, 2015 and the period from May 20, 2014 (inception) to December 31, 2014, respectively.

Audit Related Fees. Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees.  Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns.

All Other Fees. We did not incur any other fees billed by our principal accountants for services rendered to our Company, other than the services listed above for the fiscal years ended December 31, 2015 and the period from May 20, 2014 (inception) to December 31, 2014, respectively.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report or incorporated by reference:

(1)	Our financial statements are provided under Item 8 of this Annual Report.

(b) The following exhibits are filed with this Annual Report or incorporated by reference, as indicated:

Exhibit No.	Description
3.1 *	Certificate of Incorporation of the Company (conformed copy)

3.2 *	Certificate of Amendment to Certificate of Incorporation of the Company (conformed copy)

3.3	By-laws of the Company (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Form 10-K (SEC File No. 000-55226) filed with the SEC on June 18, 2014)

10.1	Securities Purchase Agreement (conformed copy) (incorporated by reference to Exhibit 10(ii)(C)(A) to the Company’s Form 10-K (SEC File No. 000-55226) filed with the SEC on December 1, 2015)

10.2.1*	Agreement of Purchase and Sale, dated September 25, 2015 between SBS 276, LLC and T.A.G. ACQUISITIONS LTD.

10.2.2*	First Amendment to Agreement of Purchase and Sale, dated October 15, 2015 between SBS 276, LLC and T.A.G. ACQUISITIONS LTD.

10.3.1*	Agreement of Purchase and Sale, dated September 25, 2015 between SBS Holdings at Tall Pines, LLC and T. A. G. ACQUISITIONS LTD.

10.3.2*	First Amendment to Agreement of Purchase and Sale, dated October 15, 2015 between SBS Holdings at Tall Pines, LLC and T. A. G. ACQUISITIONS LTD.

10.4*+	Loan Agreement and Commercial Promissory Note between CREEKSIDE by TAG LLC, a subsidiary of T.A.G. Acquisitions Ltd. and SHARESTATES INVESTMENTS, LLC, dated November 20, 2015 (the “Creekside Agreements 1”)

10.5*++	Loan Agreement and Commercial Non-Revolving Line of Credit Promissory Note between CREEKSIDE by TAG LLC, a subsidiary of T.A.G. Acquisitions Ltd. and SHARESTATES INVESTMENTS, LLC, dated November 20, 2015 (the “Creekside Agreements 2”)

10.6*	Contract for Sale of Commercial Property dated December 15, 2015 between Clay Associates, LLC and T.A.G. Acquisitions Ltd.

10.7*	Employment Agreement between Cheskel (Chester) Meisels and T.A.G. Acquisitions LTD dated January 1, 2015

10.8*	Employment Agreement between Etel Halpert and T.A.G. Acquisitions LTD dated November 1, 2015

21 *	Subsidiaries of the registrant

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*Filed herewith

+ Includes a schedule of three additional agreements, with SHARESTATES INVESTMENTS, LLC that are substantially identical in all material respects to the Creekside Agreements 1, except as identified in such schedule, and are not being filed herewith pursuant to Instruction 2 to Item 601 of Regulation S-K.

++ Includes a schedule of three additional agreements, with SHARESTATES INVESTMENTS, LLC that are substantially identical in all material respects to the Creekside Agreements 2, except as identified in such schedule, and are not being filed herewith pursuant to Instruction 2 to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.A.G. ACQUISITIONS LTD.

Dated: April 11, 2016	By:	By:	/s/ Chester Meisels
Chester Meisels
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chester Meisels	Chief Executive Officer (Principal Executive Officer)	April 11, 2016
Chester Meisels	President, Secretary, Treasurer

/s/ Etel Halpert	Chief Financial Officer	April 11, 2016
Etel Halpert

/s/ Chester Meisels	Director	April 11, 2016
Chester Meisels

