Form 10-Q
period 2016-03-31
T.A.G. Acquisitions Ltd.
filed 2016-05-16
CIK 1610785

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2016, the issuer had 6,300,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

T.A.G. Acquisitions Ltd.

Financial Statements

T.A.G. ACQUISITIONS LTD.

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$74,633	$553,427
Prepaid Interest	880,000	1,210,000
Total current assets	954,633	1,763,427

Investments in real estate	4,479,913	3,293,840
Deposits	242,500	73,250
TOTAL ASSETS	$5,677,046	$5,130,517

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$195,257	$26,629
Accrued expenses	25,870	15,184
Accrued payroll to stockholder	121,133	121,383
Notes payable, net of discount of $142,766 and $196,011	6,198,724	5,252,979
Advances from stockholder	142,671	260,190
Total current liabilities	6,683,655	5,676,365

Notes payable, net of current portion	18,500	20,000
TOTAL LIABILITIES	6,702,155	5,696,365

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,300,000 and 6,300,000 shares issued and outstanding	630	630
Additional paid-in capital	230,460	230.460
Accumulated deficit	(1,256,199)	(796,938)
Total stockholders' deficit	(1,025,109)	(565,848)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,677,046	$5,130,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$74,195	$—

Operating expenses:
General and administrative expenses	284,778	224,873
Loss from operations	(210,583)	(224,873)

Other expense
Interest expense	(248,678)	—
Loss before income taxes	(459,261)	(224,873)

Income taxes	—	—
Net loss	$(459,261)	$(224,873)

Weighted average shares outstanding :
Basic	6,300,000	3,500,000
Diluted	6,300,000	3,500,000

Loss per share
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(459,261)	$(224,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	53,245	-
Change in current assets and liabilities:
Prepaid interest	330,000	-
Accounts payable	168,628	5,537
Accrued expenses	10,686	2,842
Accrued payroll to stockholder	(250)	52,063
Net cash provided by (used in) operating activities	103,048	(164,431)

INVESTING ACTIVITIES:
Payments for investments in real estate	(1,186,073)	-
Increase in cash overdraft	-	1,047
Payments for deposits	(169,250)	(5,000)
Net cash used in investing activities	(1,355,323)	(3,953)

FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	(117,519)	102,800
Proceeds from issuance of notes payable	950,000	-
Payments on notes payable	(59,000)	-
Capital contribution by stockholder	-	65,584
Net cash provided by financing activities	773,481	168,384

NET DECREASE IN CASH	(478,794)	-

CASH, BEGINNING BALANCE	553,427	-

CASH, ENDING BALANCE	$74,633	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

T.A.G. Acquisitions Ltd.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by T.A.G. Acquisitions Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016 and December 31, 2015.

Concentration of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions As of March 31, 2016 and December 31, 2015, the Company had cash balances in excess of the Federal Deposit Insurance Corporation limit of $0 and $384,234, respectively.

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

The Company had no such financial instruments outstanding as of March 31, 2016 and December 31, 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the ASU; however, it does not expect the ASU will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Going Concern

The Company has generated minimal revenue since inception and has sustained operating losses during the three months ended March 31, 2016 and the year ended December 31, 2015 of $459,261 and $796,231, respectively. As of March 31, 2016 and December 31, 2015, the Company had an accumulated deficit of $1,256,199 and $796,938, respectively and a working capital deficit of $5,729,002 and $3,912,938, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its majority stockholder or other sources, as may be required.

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

Note 4 – Investments in Real Estate

On August 13, 2015, the Company entered into a securities purchase agreement with Waydell whereby the Company purchased a 100% interest in Waydell for 300,000 shares of the Company’s common stock. Waydell is a real estate holding company that owns and manages the real estate property located at 32-38 Waydell Street, Newark, New Jersey. On June 25, 2015, Waydell purchased the property in Newark, New Jersey for $150,000. The 300,000 shares issued to Moses Schwartz in connection with this acquisition were valued at $150,000 which is the amount paid for the only asset owned by Waydell that was recently purchased on June 25, 2015 — real property located at 32-38 Waydell Street, Newark, New Jersey. Waydell had no liabilities. In addition to the acquisition of this property, the Company also incurred $18,325 in connection with the development of this property. The carrying value of this property at March 31, 2016 and December 31, 2015 is $168,325 and $165,325, respectively. The increase was due to additional development costs incurred during the quarter.

On November 20, 2015, through its newly created subsidiaries, Creekside and Tall Pines, the Company purchased properties in Decatur, GA and Atlanta, GA respectively. Both of these properties are in need of significant renovations and did not have any significant operating activities prior to the acquisition and as a result no pro forma financial disclosures have been provided. The initial purchase price for the Creekside and Tall Pines properties was $1,820,000 and $480,000, respectively. The purchases were financed from the issuance of notes payable (See Note 5). Both of these properties are being renovated and the cost to renovate the properties is being capitalized. In addition, the Company has issued notes payable to financing the initial purchase of the properties and the renovations; and therefore has capitalized interest on these properties. Total capitalized interest included in Investments in Real Estate at March 31, 2016 and December 31, 2015 was $181,576 and $45,153. Cheskel Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000.

A summary of the Company’s real estate holdings at March 31, 2016 and December 31, 2015 is below:

	March 31,	December 31,
	2016	2015
32-38 Waydell Street
Newark, NJ	$168,325	$165,325
3000 Ember Drive
Decatur, GA	3,799,292	2,633,766
3200 Cushman Circle
Atlanta, GA	512,296	494,749
	$4,479,913	$3,293,840

Note 5 – Notes Payable

Notes payable at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
Note payable dated June 5, 2015; unsecured; interest at 0% per annum; due June 5, 2016	$20,000	$20,000

Note payable dated April 15, 2015; unsecured; interest at 0% per annum; monthly payments of $500; due April 15,2020	24,500	26,000

Note payable dated July 15, 2015; unsecured; interest at 10% per annum; due July 1, 2016	28,600	28,600

Note payable dated October 1, 2015; unsecured; interest at 10% per annum; due October 1, 2016	16,890	74,390

Notes payable to Sharestates Investing, LLC, an unrelated party, dated November 20, 2015; secured by Creekside and Tall Pines properties and guaranteed by the Company's CEO; interest at 12% per annum; due November 30, 2016	6,270,000	5,320,000

Total	6,359,990	5,468,990
Note discount	(142,766)	(196,011)
Net amount	6,217,224	5,272,979
Less current portion	(6,198,724)	(5,252,979)
Long-term portion	$18,500	$20,000

The Company issued four commercial promissory notes and four commercial non-revolving line of credit promissory notes to Sharestates Investing, LLC for an aggregate of $11,000,000 in connection with the purchase of the Creekside and Tall Pines properties. The interest rate for all the notes is 12% and all the notes are due on November 30, 2016. The four commercial promissory notes were issued at closing and totaled $5,320,000. The aggregate of the four commercial non-revolving line of credit promissory notes of $5,680,000 is available for the Company to draw down for the renovations of the Creekside and Tall Pines properties. During the three months ended March 31, 2016, the Company drew down $950,000 on the commercial non-revolving line of credit promissory notes.

In connection with the issuances of these notes totaling $11,000,000, the Company was required to pay debt issuance costs of 2% of the total balance or $220,000. These debt issuance costs are shown as a note discount and amortized over the term of the notes. During the three months ended March 31, 2016, the Company amortized $53,245 of the debt issuance costs which is included in interest expense.

Also, the Company was required to prepay interest for one year or $1,320,000 on the entire $11,000,000 credit facilities. During the three months ended March 31, 2016, the Company amortized $330,000 of the prepaid interest to interest expense. As of March 31, 2016 and December 31, 2015, the prepaid interest balance was $880,000 and $1,210,000, respectively.

Aggregate future maturities of notes payable at March 31, 2016 are as follows:

Year ending March 31,
2017	$6,198,724
2018	6,000
2019	6,000
2020	6,000
2021	500
$6,217,224

Note 6 – Advances from stockholder

At March 31, 2016 and December 31, 2015 the Company had advances from its majority stockholder of $121,133 and $121,383. These advances are non-interest bearing and payable upon demand.

Note 7 – Agreements to Purchase Real Estate

On December 15, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, New Jersey for $4,000,000, and paid a deposit of $50,000 prior to December 31, 2015. The Company is currently negotiating an extension on the expected closing date in order to secure additional financing for the purchase. The parties have tentatively agreed to a closing date of June 30, 2016. In the event a formal agreement is not reached, $25,000 of the deposit will be returned to the Company.

On February 23, 2016, the Company entered into an Agreement of Assignment Bid that gives the Company the right to purchase a property in Holliswood, New York for $999,500, plus finders’ fees of $200,500, for an aggregate purchase price of $1,200,000.

Note 8 – Subsequent Events

On April 8, 2016, the Company, through its newly created subsidiary Santiago Acquisitions LLC, completed its closing in connection with the purchase of the property known as 87-48 Santiago Street, Holliswood, NY, pursuant to an Agreement of Assignment of Bid, dated February 23, 2016, between Nison Badalov and the Company. The purchase price was $999,500, plus fees and costs related to the closing of $91,436, for an aggregate purchase price of $1,090,936.

The Company secured a loan in the principal amount of $840,000 at a twelve (12%) percent interest rate, due on April 30, 2017, from SHARESTATES LLC to cover the aggregate purchase price.  Cheskel Meisels, the CEO for the Company, personally guaranteed repayment of the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed the Company from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes to the financial statements for the year ended December 31, 2015 included in Form 10-K filed with the Securities and Exchange Commission on April 11, 2016.

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

On November 20, 2015, through our newly created subsidiaries, Creekside and Tall Pines, we purchased properties in Decatur, GA and Atlanta, GA respectively. Both of these properties are in need of significant renovations and did not have any significant operating activities prior to the acquisition and as a result no pro forma financial disclosures have been provided. The initial purchase price for the Creekside and Tall Pines properties was $1,820,000 and $480,000, respectively The Company secured loans in the aggregate principal amount of $11,000,000 at a 12% interest rate from various lenders to cover the purchase prices, as well as the construction costs for the properties. The loans are due on November 30, 2016. Both of these properties are being renovated and the cost to renovate the properties is being capitalized. In addition, the Company has issued notes payable to financing the initial purchase of the properties and the renovations; and therefore has capitalized interest on these properties. Cheskel Meisels, the CEO for the Company, personally guaranteed repayment of the loans. The Company estimates the cost of the renovations to the properties to range between $6,000,000 and $7,500,000.

On December 15, 2015, the Company entered into an agreement to purchase property located at 81 Clay Street, Newark, New Jersey for $4,000,000, and paid a deposit of $50,000 prior to December 31, 2015. The Company is currently negotiating an extension on the expected closing date in order to secure additional financing for the purchase. The parties have tentatively agreed to a closing date of June 30, 2016. In the event a formal agreement is not reached, $25,000 of the deposit will be returned to the Company.

Recent Developments

On April 8, 2016, the Company, through its newly created subsidiary Santiago Acquisitions LLC, completed its closing in connection with the purchase of the property known as 87-48 Santiago Street, Holliswood, NY, pursuant to an Agreement of Assignment of Bid, dated February 23, 2016, between Nison Badalov and the Company. The purchase price was $999,500, plus fees and costs related to the closing of $91,436, for an aggregate purchase price of $1,090,936.

The Company secured a loan in the principal amount of $840,000 at a twelve (12%) percent interest rate, due on April 30, 2017, from SHARESTATES LLC to cover the aggregate purchase price.  Cheskel Meisels, the CEO for the Company, personally guaranteed repayment of the loan.

Going Concern

We generated minimal revenue since inception and has sustained operating losses during the three months ended March 31, 2016 and the year ended December 31, 2015 of $459,261 and $796,231, respectively. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of $1,256,199 and $796,938, respectively and a working capital deficit of $5,729,002 and $3,912,938, respectively. Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing from our majority stockholder or other sources, as may be required.

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

In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations, from the sale of our equity or from long-term debt financing. We have recently purchased two properties in Georgia and have obtained $11 million in short-term financing (which includes line of credit of $5,680,000) to purchase and renovate the two properties. We are currently seeking to raise capital through the sale of our equity securities. However, there can be no assurances that we will be successful raising capital through the sale of our equity securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.

Results of Operations

For the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

Revenue

Our revenue for the three months ended March 31, 2016 was $74,195 compared to $0 for the three months ended March 31, 2015. The increase in revenue is due to the purchase of the two apartment complexes in Georgia during the 4th quarter of 2015. We are collecting minimal rent from tenants while the properties are being renovated.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $284,778 compared to $224,873 for the three months ended March 31, 2015. The increase of $59,905 or 26.6% is due to us expanding our operations through the acquisition of properties. We expect our operating cost to increase as we expand our operations through future acquisitions. Our principal general and administrative expenses are payroll related costs, professional fees and rent.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $248,678 compared to $0 for the three months ended March 31, 2015, an increase of $248,678, attributable to notes payable obtained in 2015, principally the notes for the acquisition and renovation of the Georgia properties.

Net Loss

For the three months ended March 31, 2016, we sustained a net loss of $459,261 compared to a net loss of $224,873 for the three months ended March 31, 2015. The increase in net loss is attributed to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception from capital contributions and advances from our majority stockholder and proceeds from notes payable. Since inception, we received an advance and a capital contribution from our majority stockholder of $142,671 and $230,090, respectively. In addition we have also received proceeds from issuing notes payable for aggregate proceeds of $5,101,990.

The following table summarizes working capital at March 31, 2016 compared to December 31, 2015:

	March 31,	December 31,	Increase/
	2016	2015	(Decrease)

Current Assets	$954,633	1,763,427	(808,794)
Current Liabilities	6,686,655	5,676,365	1,010,290
Working Capital (Deficit)	$(5,732,022)	(3,912,938)	(1,819,084)

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, the principal executive officer and the principal financial officer believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Mining Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation of the Company (conformed copy) ) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed with the SEC on April 11, 2016)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed with the SEC on April 11, 2016)

3.3	By-laws of the Company (conformed copy) (incorporated by reference to Exhibit 3.3 to the Company’s Form 10, filed with the SEC on June 18, 2014)

4.1	Specimen stock certificate (incorporated by reference to Exhibit 3.3 to the Company’s Form 10, filed with the SEC on June 18, 2014)

10.1	Agreement of Assignment of Bid, dated February 23, 2016, between Nison Badalov and T.A.G. Acquisitions Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 12, 2016)

10.2	Loan Agreement and Commercial Promissory Note, dated April 8, 2016, between SHARESTATES, LLC and Santiago Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 12, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.A.G. ACQUISITIONS LTD.

Dated: May 16, 2016	By:	/s/ Cheskel Meisels
Cheskel Meisels Chief Executive Officer

